Form 10-Q
period 2012-06-30
Artemis Acquisition Corp.
filed 2012-11-06
CIK 1522118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54678

ARTEMIS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-0678065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

897 Fording Island Road, #411 Bluffton, SC 29910
(Address of principal executive offices)

(315) 652-2274
(Registrant's telephone number, including area code)

__________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No   ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,390,000 shares of common stock as of June 30, 2012.

ARTEMIS ACQUISITION CORP.
(A Development Stage Company)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2012

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Artemis Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

BALANCE SHEET

June 30, 2012
(UNAUDITED)

Assets

Current assets:
Cash and cash equivalents	$-

Total current assets	-

Total assets	$-

Liabilities and Stockholders' Equity

Current liabilities	$-

Stockholders' equity - Note 2:
Preferred stock, $.0001 par value - 20,000,000 shares
authorized; none issued and outstanding	-
Common stock, $.0001 par value - 500,000,000 shares
authorized; 31,390,000 shares issued and outstanding as of
June 30, 2012	3,139
Deficit accumulated during the development stage	(3,139)

Total stockholders' equity	-

Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of these financial statements.

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

		(UNAUDITED)
	(UNAUDITED)	January 1, 2012
	April 1, 2012 through	(date of inception) through
	June 30, 2012	June 30, 2012

Revenue:	$-	$-

General and administrative expenses:
Organization and related expenses	-	3,139

Total expenses	-	3,139

Net loss	$-	$(3,139)

Basic loss per share	-	(0.0001)

Weighted average number of common shares outstanding	31,390,000	31,390,000

The accompanying notes are an integral part of these financial statements.

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS

(UNAUDITED)
January 1, 2012 (date
of inception) through
June 30, 2012
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Cash paid to suppliers	$(3,139)

Net cash used for operating activities	(3,139)

Cash flows from investing activities:

Net cash used for investing activities	-

Cash flows from financing activities:
Common stock issued to founder for services rendered	3,139

Net cash provided by financing activities	3,139

Net increase in cash and cash equivalents	-

Cash and cash equivalents, January 31, 2012 at inception	-

Cash and cash equivalents, end of period	$-

Reconciliation of change in net assets to net cash used for operating activities

Net loss	$(3,139)

Net cash used for operating activities	$(3,139)

The accompanying notes are an integral part of these financial statements.

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

Notes to Financial Statements

1.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

Artemis Acquisition Corporation (the “Company”) has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a Development Stage Company. The Company is in the process of searching for target companies to acquire.  The Company’s financial statements are prepared using the accrual method of accounting.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Basic Earnings (Loss) Per Share
Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the Company’s operating loss.

Stock-based Compensation
The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

A share-based payment transaction with employees is measured based on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued.

Income Taxes
Income taxes are provided for by the liability method. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting as well as net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended June 30, 2012.

Recently Adopted Accounting Guidance
In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements which have not already been adopted by the Company to have a material impact on our Financial Statements.

2.   Stockholder’s Equity
Upon formation, the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total sum of $3,139.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2012:

●	Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding
●	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“  SEC  ”), including our Registration Statement on Form 10, filed on April 30, 2012 (“Fiscal 2011  ”) and our Current Report on Form 8-K, filed on August 20, 2012 (“Form 8-K”).

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

●         actual or anticipated fluctuations in our quarterly and annual operating results;
●         decreased demand resulting from changes in laws;
●         loss of any of our key executives;
●         regulatory announcements, proceedings or changes;
●         competitive product developments and legal developments;
●         any business combination we may propose or complete;
●         any financing transactions we may propose or complete; or
●         broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

We were organized as a vehicle to acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

During the second quarter of 2012 we anticipate incurring costs related to:

(i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and

(ii) costs relating to consummating an acquisition in the amount of approximately $10,000 to pay for legal fees and audit fees.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 3 months through use of funds to be loaned to or invested in us by Mr. Pete Iodice Investor or other investors Who has purchased 99% of the company on August 2, 2012.

However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement.

However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges.

There are risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements or transactions.

Outlook

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “  Exchange Act  ”)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

●	Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not engaged in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company currently does not have senior securities

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS ACQUISITION CORP.

By:Salvadore J. Julain
Salvadore J.Julian Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/Peter Iodice
Peter Iodice	President and Chief Executive Officer (Principal Executive Officer )	November 2, 2012