Form 10-Q
period 2012-09-30
Artemis Acquisition Corp.
filed 2012-11-06
CIK 1522118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 313,390,000 shares of common stock as of October 26, 2012.

ARTEMIS ACQUISITION CORP.
(A Development Stage Company)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Artemis Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

BALANCE SHEET

SEPTEMBER 30, 2012
(UNAUDITED)

Assets

Current assets:
Cash and cash equivalents	$94,248

Total current assets	94,248

Due from affiliate - Note 4	255,991

Total assets	$350,239

Liabilities and Stockholders' Equity

Advance from stockholder - Note 3	$9,300

Total long-term liabilities	9,300

Stockholders' equity - Note 2:
Preferred stock, $.0001 par value - 20,000,000 shares
authorized; none issued and outstanding	-
Common stock, $.0001 par value - 500,000,000 shares
authorized; 313,390,000 shares issued and outstanding as of
September 30, 2012	31,339
Additional paid in capital	330,550
Stock subscription receivable	(2,500)
Deficit accumulated during the development stage	(18,450)

Total stockholders' equity	340,939

Total liabilities and stockholders' equity	$350,239

The accompanying notes are an integral part of these financial statements.

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

	(UNAUDITED)	(UNAUDITED)
	June 30, 2012	January 1, 2010 (date
	through	of inception) through
	September 30, 2012	September 30, 2012

Revenue:	$-	$-

General and administrative expenses:
Organization and related expenses	15,311	18,450

Total expenses	15,311	18,450

Net loss	$(15,311)	$(18,450)

Basic loss per share	(0.0001)	(0.0003)

Weighted average number of common shares outstanding	108,509,565	60,587,531

The accompanying notes are an integral part of these financial statements.

ARTEMIS ACQUISITION CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

FOR THE PERIOD FROM JANUARY 31, 2012 (date of inception) TO SEPTEMBER 30, 2012

Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Cash paid to suppliers	$(18,450)

Net cash used for operating activities	(18,450)

Cash flows from investing activities:
Cash advance to affiliate	(255,991)

Net cash used for investing activities	(255,991)

Cash flows from financing activities:
Advances from stockholder	9,300
Cash received from stock subscriptions	359,389

Net cash provided by financing activities	368,689

Net increase in cash and cash equivalents	94,248

Cash and cash equivalents, January 31, 2012 at inception	-

Cash and cash equivalents, end of period	$94,248

Reconciliation of change in net assets to net cash used for operating activities

Net loss	$(18,450)

Net cash used for operating activities	$(18,450)

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

Income Taxes

Income taxes are provided for by the liability method. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting as well as net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended September 30, 2012.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2012:

●	Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 313,390,000 shares issued and outstanding
●	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding

Activity in the Company’s common stock is shown below:

		Common	Additional
	Common	Stock	Paid-In
	Stock	Amount	Capital

Balance at January 31, 2012 (date of inception)	-	$-	$-

Shares issued for services at $.0001 per share	31,390,000	3,139	-

Shares issued at $0.00125 per share	72,000,000	7,200	82,800

Shares issued at $0.0075 per share	1,000,000	100	7,400

Shares issued at $0.00125 per share	209,000,000	20,900	240,350

Balance at September 30, 2012	313,390,000	$31,339	$330,550

3.     Advance from Stockholder
Amounts were advanced to the Company from a stockholder to provide working capital.  The advance is non-interest bearing and has no established repayment terms.

4.     Due from Affiliate
This amount represents advances to and expenses paid on behalf of an affiliated company that is related by common ownership.

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

Results of Operations

On August 2, 2012 Artemis Acquisition Corp a shell corporation entered into a. purchase agreement for $59,990.00 selling 31,076,100 common shares $.0001 par value to Pete Iodice becoming 99% owner. The 1% remains with William Tay incorporator of the shell corporation.

At September 30, 2012 the company had cash of $94,248.00 remaining balance after Stock subscriptions have been sold of $359,389.00 and advance from shareholder of $9300.00. The decrease in the cash balance is attributed to the loss from operations and the cash advance to affiliate. The $255,991.00 represents advances to and expenses paid on behalf of an affiliated company that is related by common ownership.

At September 30, 2012 the company had working capital of $94,248.00.

For the nine months ended September 30, 2012, the company’s net cash used in operations was $18,450.00. The cash used in operations for the nine months ended September 30, 2012 was primarily a result of the net loss.

The company’s net cash used in investing activities of $255,991.00 during the third quarter of the year was attributable to the cash advance to and expenses paid on behalf of an affliated company that is related by common ownership.

For the quarter ended September 30, 2012 the company’s net cash provided by financing activities was $386,389.00 consisting of cash from stock subscriptions in the amount of $359,389.00 and advance from shareholder of $9300.00

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Capital Liquidity and Resource

We will continue to raise equity capital by continued sale of stock and or seek financing to provide funds for expansion and growth affording us the means to acquire businesses.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not engaged in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During quarterly period 9/30/12, the Company has issued 281,000,000 shares of restricted common stock at $0.00125 per share and received proceeds of $351,250.

During quarterly period 9/30/12, the Company has issued 1,000,000 shares of restricted common stock at $0.0075 per share and received proceeds of $7,500.00.

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor was an “accredited investor” and/or qualified institutional buyers, the Investor had access to information about the Company and its investment, the Investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

ARTEMIS ACQUISITION CORP.

By: /s/ Salvadore J. Julian
Salvadore J. Julian Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Peter Iodice
Peter Iodice	President and Chief Executive Officer (Principal Executive Officer )	November 2, 2012